Form 10-K
period 2007-12-31
LEHMAN ABS CORP HSBC DEBENTURE BACKED SERIES 2003-4
filed 2008-03-28
CIK 1219088

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K





           (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2007

                                      or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission File Number: 001-31607


                              filed on behalf of:
 Corporate Backed Trust Certificates, HSBC Debenture-Backed Series 2003-4 Trust
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                                      by:
                            Lehman ABS Corporation
--------------------------------------------------------------------------------
             (Exact Name of Depositor as Specified in Its Charter)


                Delaware                                13-3447441
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)
--------------------------------------------------------------------------------

 745 Seventh Avenue, New York, New York                   10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

--------------------------------------------------------------------------------

           Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
Title of Each Class                            on Which Registered
-------------------                            ---------------------

Corporate Backed Trust Certificates,           New York Stock Exchange ("NYSE")
HSBC Debenture-Backed Series 2003-4

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]           No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]           No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]           No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer [_]  Accelerated Filer [_]  Non-Accelerated Filer [X]  Smaller Reporting Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]           No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

           The registrant has no voting stock or class of common stock that is held by nonaffiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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

                                    PART I

Item 1.  Business.
           Not Applicable

Item 1A. Risk Factors.
           Not Applicable

Item 1B.  Unresolved Staff Comments.
           Not Applicable

Item 2.  Properties  .
           Not Applicable

Item 3.  Legal Proceedings.
           None

Item 4.  Submission of Matters to a Vote of Security Holders.
           None

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

Item 6.  Selected Financial Data.
           Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
           Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
           Not Applicable

Item 8.  Financial Statements and Supplementary Data.
           Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
           None

Item 9A. Controls and Procedures.
           Not Applicable

Item 9A(T). Controls and Procedures.

           Not Applicable

Item 9B. Other Information.
           None

                                   PART III

Item 10. Directors, Executive Officers and Corporate Governance.
           Not Applicable

Item 11. Executive Compensation.
           Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
           Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
           None

Item 14. Principal Accountant Fees and Services.
           Not Applicable


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

           (a)   The following documents have been filed as part of this report.

                 1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

           --------------------------------------------------------------------
                                                     Distribution
           Trust Description                                 Date      Filed on
           --------------------------------------------------------------------
           Corporate Backed Trust Certificates,        01/15/2007    01/26/2007
           HSBC Debenture-Backed Series 2003-4         07/15/2007    07/27/2007
           Trust
           --------------------------------------------------------------------
                 2.  None.

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

           (b)   See Item 15(a) above.

           (c)   Not Applicable.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lehman ABS Corporation, as Depositor for the
                                   Trust (the "Registrant")



Dated:  March 26, 2008             By: /s/ Scott Barek
                                       ---------------------------------
                                       Name:  Scott Barek
                                       Title:   Senior Vice President


                                 EXHIBIT INDEX

--------------------------------------------------------------------------------------------------------
Reference
Number per
Item 601 of                                                                              Exhibit Number
Regulation SK     Description of Exhibits                                             in this Form 10-K
--------------------------------------------------------------------------------------------------------
(31.1)            Certification by Senior Vice President of the Registrant                         31.1
                  pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------------------------------
(31.2)            Annual Compliance Report by Trustee pursuant to 15 U.S.C.
                  Section 7241, as adopted pursuant to Section 302 of the                          31.2
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------------------------------